Form 10-K
period 1996-12-31
NATIONSBANK NA
filed 1997-03-25
CIK 928378

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         Commission file number 33-97436
                                                --------

                 NationsBank, N.A. (as Servicer and on behalf of
                 -----------------------------------------------
                     NationsBank Auto Grantor Trust 1995-A)
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

United States of America                      57-0236115
---------------------------------------------------------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)         Identification No.)

NationsBank Corporate Center, 100 North Tryon Street,
-----------------------------------------------------
         Charlotte, North Carolina 28255
         -------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code          (704) 386-5000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. None.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date. None.

Documents Incorporated by Reference.  None.

PART I

Item 1.   Business
         ----------
     Not applicable.

Item 2.   Properties
          ----------
     Not applicable.

Item 3.   Legal Proceedings
          -----------------
     There are no material pending legal proceedings with respect to NationsBank Auto Grantor Trust 1995-A (the "Trust") involving the Trust, The Chase Manhattan Bank, formerly Chemical Bank, as Trustee, or NationsBank, N.A., as Servicer, other than ordinary or routine litigation incidental to the Trust assets or the Trustee's or the Servicer's duties under the applicable Pooling and Servicing Agreement.

Item 4.   Submission of Matters to a Vote of Security Holders
          ----------------------------------------------------
     None.

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          ------------------------------------------------------------------
          Matters
          -------
     (a) Market Information. There is no established public trading market for the Certificates.

     (b) Holders. Since each of the Certificates was issued in book entry form only, there is only one holder of record of each Series of Certificates. See Item 12 below.

     (c)  Dividends.  Not applicable.

Item 6.   Selected Financial Data
          -----------------------
          Not applicable.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations
          ---------------------
          Not applicable.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------
          Not applicable.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------
          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
          Not applicable.

Item 11.  Executive Compensation
          ----------------------
          Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
     The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold certificates for their own accounts or for the accounts of their customers. The address ofCede & Co. is:
                            Cede & Co.
                            c/o The Depository Trust Company
                            Attention:  Proxy Department
                            Seven Hanover Square
                            New York, New York  10004

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
     There has not been, and there is not currently proposed, any transaction or series of transactions, to which either the Trust or NationsBank, N.A., as Servicer, is a party with any Certificateholder or any member of the immediate family of any such Certificateholder who, to the knowledge of the Servicer, owns of record or beneficially more than five percent of the Certificates.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------
     (a)  1. Not applicable.
          2. Not applicable.
          3. Exhibits:
             99.1           Annual Statement as to Compliance.
             99.2           Report of Independent Accountants.

     (b)  Reports on Form 8-K.
          As Servicer and on behalf of the NationsBank Auto Grantor Trust 1995-A, NationsBank, N.A. filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1996, including the Servicer's Certificate for each due period provided to The Chase Manhattan Bank, formerly Chemical Bank, as Trustee.

                          Dates of Reports on Form 8-K
                          ----------------------------
                                January 16, 1996
                                February 15, 1996
                                 March 15, 1996
                                 April 15, 1996
                                  May 15, 1996
                                  June 17, 1996
                                  July 15, 1996
                                 August 15, 1996
                               September 16, 1996
                                October 15, 1996
                                November 15, 1996
                                December 16, 1996

     (c) The exhibits filed as part of this report are listed in the Index to Exhibits on page 5.

     (d)  Not applicable.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            NationsBank, N.A.,
                            as Servicer and on behalf of
                            NationsBank Auto Grantor Trust 1995-A

                            By: /s/ Leslie J. Fitzpatrick
                                -------------------------
                            Leslie J. Fitzpatrick
                            Senior Vice President

                            Date:  March 25, 1997