Form 10-K
period 1997-12-31
NATIONSBANK NA
filed 1998-03-30
CIK 928378

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission file number 33-97436
                                                --------

                 NationsBank, N.A. (as Servicer and on behalf of
                 -----------------------------------------------
                     NationsBank Auto Grantor Trust 1995-A)
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

United States of America                57-0236115
--------------------------------------------------
(State or other jurisdiction            (IRS Employer
of incorporation or organization)       Identification No.)

NationsBank Corporate Center, 100 North Tryon Street, Charlotte,
----------------------------------------------------------------
North Carolina  28255
---------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code              (704) 386-5000

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

PART I
------

Item 1.   Business
          --------
          Not applicable.

Item 2.   Properties
          ----------
          Not applicable.

Item 3.   Legal Proceedings
          -----------------
          There are no material pending legal proceedings with respect to NationsBank Auto Grantor Trust 1995-A (the "Trust") involving the Trust, The Chase Manhattan Bank, as Trustee, or NationsBank, N.A., as Servicer, other than ordinary routine litigation incidental to the Trust assets or the Trustee's or the Servicer's duties under the applicable Pooling and Servicing Agreement.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

PART II
-------

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters
     (a) Market Information. There is no established public trading market for the Certificates.

     (b) Holders. Since each of the Certificates was issued in book entry form only, there is only one holder of record of each Series of Certificates. See Item 12 below.

     (c)  Dividends.  Not applicable.

Item 6.   Selected Financial Data
          -----------------------
          Not applicable.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------
          Not applicable.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------
          Not applicable.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------
          None.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
          Not applicable.

Item 11.  Executive Compensation
          ----------------------
          Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
          The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
                                   Cede & Co.
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

PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------
          (a)  1. Not applicable.
               2. Not applicable.
               3. Exhibits:
                  99.1           Annual Statement as to Compliance
                  99.2           Report of Independent Accountants

         (b)  Reports on Form 8-K.
              As Servicer and on behalf of the NationsBank Auto Grantor Trust 1995-A, NationsBank, N.A. filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1997, including the Servicer's Certificate for each due period provided to The Chase Manhattan Bank, as Trustee.

                          Dates of Reports on Form 8-K
                          ----------------------------
                                January 15, 1997
                                February 18, 1997
                                 March 17, 1997
                                 April 15, 1997
                                  May 15, 1997
                                  June 16, 1997
                                  July 15, 1997
                                 August 15, 1997
                               September 15, 1997
                                October 15, 1997
                                November 17, 1997
                                December 15, 1997

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


                            NationsBank, N.A.,
                            as Servicer and on behalf of
                            NationsBank Auto Grantor Trust 1995-A

                            By: \s\ Leslie J. Fitzpatrick
                                -------------------------
                            Leslie J. Fitzpatrick
                            Senior Vice President
                            (Duly Authorized Officer)


                            Date:  March 27, 1998